Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1996-05-14
CIK 861067

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18326

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251426
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                   MARCH 31,
ASSETS                                                               1996
                                                                 ------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                           $     8,887
  Accounts receivable - oil & gas sales                               21,758
  Other current assets                                                 1,195
                                                                 ------------

Total current assets                                                  31,840
                                                                 ------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,006,138
  Less  accumulated depreciation and depletion                     1,845,460
                                                                 ------------

Property, net                                                        160,678
                                                                 ------------


TOTAL                                                            $   192,518
                                                                 ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $     3,577
   Payable to general partner                                         17,693
                                                                 ------------

Total current liabilities                                             21,270
                                                                 ------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 17,694
                                                                 ------------

PARTNERS' CAPITAL
   Limited partners                                                  138,715
   General partner                                                    14,839
                                                                 ------------

Total partners' capital                                              153,554
                                                                 ------------

TOTAL                                                            $   192,518
                                                                 ============





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

(UNAUDITED)                                             THREE MONTHS ENDED
                                                    -------------------------

                                                      MARCH 31,     MARCH 31,
                                                        1996          1995
                                                    -----------    ----------

REVENUES:
  Oil and gas sales                                 $   42,381        44,486
                                                    -----------    ----------

EXPENSES:
  Depreciation, depletion and amortization              10,307        19,117
  Lease operating expenses                              15,696        22,316
  Production taxes                                       2,551         2,512
  General and administrative                             5,531         4,148
                                                    -----------    ----------

Total expenses                                          34,085        48,093
                                                    -----------    ----------

NET INCOME (LOSS)                                   $    8,296        (3,607)
                                                    ===========    ==========





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                        ---------------------------

                                                           MARCH 31,      MARCH 31,
                                                              1996          1995
                                                         -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $    8,296         (3,607)
                                                         -----------      ---------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                   10,307         19,117
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         758          3,641
  Other current assets                                            -           (363)
(Decrease) in:
   Accounts payable                                          (2,115)        (6,151)
   Payable to general partner                               (18,947)        (2,742)
                                                         -----------      ---------

Total adjustments                                            (9,997)        13,502
                                                         -----------      ---------

Net cash provided (used) by operating activities             (1,701)         9,895
                                                         -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits - development costs                          -          3,341
                                                         -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       (5,997)        (6,495)
                                                         -----------      ---------

NET INCREASE (DECREASE) IN CASH                              (7,698)         6,741

CASH AT BEGINNING OF YEAR                                    16,585          3,317
                                                         -----------      ---------

CASH AT END OF PERIOD                                    $    8,887         10,058
                                                         ===========      =========




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $5,397, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1995.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $44,486 in 1995 to $42,381 in 1996. This represents a decrease of $2,105 (5%). Oil sales decreased by $3,853. A 28% decrease in oil production reduced sales by $7,211. This decrease was partially offset by an 18% increase in the average oil sales price. Gas sales increased by $1,748 or 9%. A 28% increase in the average gas sales price increased sales by $4,414. This increase was partially offset by a 14% decrease in gas production. The decreases in production were primarily the result of natural production declines, which were especially pronounced on the Speary acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $22,316 in the first quarter of 1995 to $15,696 in the first quarter of 1996. The decrease of $6,620 (30%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $18,036 in the first quarter of 1995 to $10,307 in the first quarter of 1996. This represents a decrease of $7,729 (43%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $3,762. A 28% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,967. This rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased from $4,148 in the first quarter of 1995 to $5,531 in the first quarter of 1996. This decrease of $1,383 (33%) is primarily due to $1,909 higher direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM IV - 6, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer