Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1996-08-14
CIK 861067

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                             Yes x      No

Transitional Small Business Disclosure Format (Check one):

                             Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                     JUNE 30,
ASSETS                                                                1996
                                                              ---------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                        $       9,589
  Accounts receivable - oil, gas & gas plant sales                   24,044
  Other current assets                                                1,195
                                                              --------------

Total current assets                                                 34,828
                                                              --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           2,008,694
  Less  accumulated depreciation and depletion                    1,859,797
                                                              --------------

Property, net                                                       148,897
                                                              --------------

TOTAL                                                         $     183,725
                                                              ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $       1,952
   Payable to general partner                                        13,404
                                                              --------------

Total current liabilities                                            15,356
                                                              --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                14,305
                                                              --------------

PARTNERS' CAPITAL
   Limited partners                                                 139,199
   General partner                                                   14,865
                                                              --------------

Total partners' capital                                             154,064
                                                              --------------

TOTAL                                                         $     183,725
                                                              ==============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                          QUARTER ENDED                           SIX MONTHS ENDED
                                             ------------------------------------    --------------------------------------

                                                 JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                   1996                  1995                 1996                 1995
                                             ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil, gas and gas plant sales                $      55,211     $         50,985     $         97,592     $         95,471
                                             ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization           14,337               26,031               24,644               45,148
  Lease operating expenses                           14,250               17,089               29,946               39,405
  Production taxes                                    3,422                2,591                5,973                5,103
  General and administrative                          4,837                4,590               10,368                8,738
                                             ---------------    -----------------    -----------------    -----------------

Total expenses                                       36,846               28,183               70,931               98,394
                                             ---------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                             $      18,365     $         12,831     $         26,661     $         (2,923)
                                             ===============      ===============    =================    =================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                    SIX MONTHS ENDED
                                                           --------------------------------------------

                                                                 JUNE 30,                JUNE 30,
                                                                   1996                    1995
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $           26,661        $          (2,923)
                                                           -------------------      -------------------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation, depletion and amortization                             24,644                   45,148
(Increase) decrease in:
  Accounts receivable - oil, gas & gas plant sales                     (1,528)                   4,347
  Receivable from affiliated partnership                                    -                   (1,184)
  Other current asset                                                       -                   (1,195)
(Decrease) in:
   Accounts payable                                                    (3,740)                  (6,286)
   Payable to general partner                                         (26,625)                 (23,576)
                                                           -------------------      -------------------

Total adjustments                                                      (7,249)                  17,254
                                                           -------------------      -------------------

Net cash provided by operating activities                              19,412                   14,331
                                                           -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs                   (2,556)                   4,791
                                                           -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                (23,852)                 (15,005)
                                                           -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                        (6,996)                   4,117

CASH AT BEGINNING OF YEAR                                              16,585                    3,317
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $            9,589        $           7,434
                                                           ===================      ===================



See accompanying notes to financial statements.
- ----------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $13,592 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil, gas and gas plant sales for the second quarter increased to $55,211 in 1996 from $50,985 in 1995. This represents an increase of $4,226 (8%). Oil sales decreased by $729 or 3%. A 13% decrease in oil production reduced sales by $3,638. This decrease was partially offset by a 12% increase in the average oil sales price. Gas sales increased by $11,523 (67%). A 17% increase in gas production increased by $2,985. A 42% increase in the average gas sales price increased sales by an additional $8,538. Sales of plant products decreased by $6,568 or 100%. The Kalkaska gas plant was shut-in and did not produce in the second quarter of 1996. In the second quarter of 1995, gas plant production was unusually high due to the recognition of back revenues from the Kalkaska gas plant. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was reworked. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $14,250 in the second quarter of 1996 from $17,089 in the second quarter of 1995. The decrease of $2,839 (17%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $14,337 in the second quarter of 1996 from $26,031 in the second quarter of 1995. This represents a decrease of $11,694 (45%). The changes in production, noted above, reduced depreciation and depletion expense by $5,983. A 28% decrease in the depletion rate reduced depreciation and depletion by an additional $5,711. This rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $4,837 in 1996 from $4,590 in 1995. This increase of $247 (5%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil, gas and gas sales for the first six months increased to $97,592 in 1996 from $95,471 in 1995. This represents an increase of $2,121 (2%). Oil sales decreased by $3,057 or 6%. A 15% decrease in oil production reduced sales by $7,783. This decrease was partially offset by an 11% increase in the average oil sales price. Gas sales increased by $13,271 (37%). A 2% increase in gas production increased sales by $720. A 34% increase in the average gas sales price increased sales by an additional $12,551. Sales of plant product decreased by $8,093 or 100%.

The Kalkaska gas plant was shut-in and did not produce in 1996. In the second quarter of 1995, gas plant production was unusually high due to the recognition of back revenues from the Kalkaska gas plant. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was reworked. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $29,946 in the first six months of 1996 from $39,405 in the first six months of 1995. The decrease of $9,459 (24%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $24,644 in the first six months of 1996 from $44,067 in the first six months of 1995. This represents a decrease of $19,423 (44%). The changes in production, noted above, reduced depreciation and depletion expense by $9,729. A 28% decrease in the depletion rate reduced depreciation and depletion expense by an additional $9,694. This rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $10,368 in the first six months of 1996 from $8,738 in the first six months of 1995. This increase of $1,630 (19%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM IV - SERIES 6, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




August 13, 1996                              By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer