Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1996-11-08
CIK 861067

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
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





See accompanying notes to financial statements.
------------------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM IV - SERIES 6, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer





November 7, 1996                             By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer