Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1996-11-14
CIK 861067

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September  30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                               1996
                                                                 --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                           $     5,808
  Accounts receivable - oil & gas sales                               29,440
  Other current assets                                                13,341
                                                                 ------------

Total current assets                                                  48,589
                                                                 ------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,015,142
  Less  accumulated depreciation and depletion                     1,875,843
                                                                 ------------

Property, net                                                        139,299
                                                                 ------------

TOTAL                                                            $   187,888
                                                                 ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                                    $    15,774
                                                                 ------------

PARTNERS' CAPITAL
   Limited partners                                                  153,838
   General partner                                                    18,276
                                                                 ------------

Total partners' capital                                              172,114
                                                                 ------------

TOTAL                                                            $   187,888
                                                                 ============


Number of $500 Limited Partner units outstanding                       4,326



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                         NINE MONTHS ENDED
                                 --------------------------------------    ----------------------------------------

                                   September 30,        September 30,        September 30,         September 30,
                                       1996                  1995                 1996                  1995
                                 -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $        68,306     $         45,393     $        165,898   $            140,864
                                 -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion               16,046               17,438               40,690                 62,586
  Lease operating expenses                 13,713               13,459               43,659                 52,864
  Production taxes                          4,323                2,670               10,296                  7,773
  General and administrative                4,148                4,130               14,516                 12,868
                                 -----------------    -----------------    -----------------    -------------------

Total expenses                             38,230               37,697              109,161                136,091
                                 -----------------    -----------------    -----------------    -------------------

NET INCOME                         $        30,076     $          7,696     $         56,737   $              4,773
                                 =================      ===============    =================    ===================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

                                       I-2

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                       --------------------------------------------

                                                          September 30,            September 30,
                                                               1996                    1995
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $           56,737         $          4,773
                                                       -------------------      -------------------

Adjustments to reconcile net income (loss)
 to net cash  provided by operating
   activities:
  Depreciation and depletion                                       40,690                   62,586
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            (6,924)                   4,663
  Other current asset                                             (12,146)                  (1,195)
(Decrease) in:
   Accounts payable                                                (5,692)                  (7,510)
   Payable to general partner                                     (38,560)                 (42,979)
                                                       -------------------      -------------------

Total adjustments                                                 (22,632)                  15,565
                                                       -------------------      -------------------

Net cash provided by operating activities                          34,105                   20,338
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs               (9,004)                   3,866
                                                       -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                            (35,878)                 (25,349)
                                                       -------------------      -------------------

NET (DECREASE) IN CASH                                            (10,777)                  (1,145)

CASH AT BEGINNING OF YEAR                                          16,585                    3,317
                                                       -------------------      -------------------

CASH AT END OF PERIOD                                  $            5,808         $          2,172
                                                       ===================      ===================


See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,029 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $68,306 in 1996 from $45,393 in 1995. This represents an increase of $22,913 (50%). Oil sales increased by $12,882 or 50%. A 14% increase in oil production increased sales by $3,515. A 33% increase in the average oil sales price increased sales by $9,367. Gas sales increased by $10,031 (50%). An 11% increase in gas production increased sales by $2,355. A 34% increase in the average gas sales price increased sales by an additional $7,676. The increases in oil and gas production were primarily due to increased production from the Speary acquisition on which a compressor was reworked. The increases in the average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased to $13,713 in the third quarter of 1996 from $13,459 in the third quarter of 1995. The increase of $254 (2%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $16,046 in the third quarter of 1996 from $17,438 in the third quarter of 1995. This represents a decrease of $1,392 (8%). An 18% decrease in the depletion rate reduced depreciation and depletion by $3,565. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to an upward revision of the oil and gas reserves in December 1995.

General and administrative expenses increased to $4,148 in 1996 from $4,130 in 1995. This increase of $18 is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil, gas and gas sales for the first nine months increased to $165,898 in 1996 from $140,864 in 1995. This represents an increase of $25,034 (18%). Oil sales increased by $9,825 or 12%. A 19% increase in the average oil sales price increased sales by $13,744. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $23,302 (42%). A 5% increase in gas production increased sales by $3,040. A 35% increase in the average gas sales price increased sales by an additional $20,262. Sales of plant product decreased by $8,093 or 100%. The Kalkaska gas plant was shut-in and did not produce in 1996. In the second quarter of 1995, gas plant production was unusually high due to the recognition of back revenues from the Kalkaska gas plant. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was reworked. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of relatively higher production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $43,659 in the first nine months of 1996 from $52,864 in the first nine months of 1995. The decrease of $9,205 (17%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $40,690 in the first nine months of 1996 from $62,586 in the first nine months of 1995. This represents a decrease of $21,896 (35%). The changes in production, noted above, reduced depreciation and depletion expense by $8,401. A 25% decrease in the depletion rate reduced depreciation and depletion expense by an additional $13,495. This rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $14,516 in the first nine months of 1996 from $12,868 in the first nine months of 1995. This increase of $1,648 (13%) is primarily due to more staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                   ENEX OIL & GAS INCOME
                                               PROGRAM IV - SERIES 6, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




November 13, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer