Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1997-02-03
CIK 861067

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------


                                                        1995                  1994
                                                -------------------    -------------------

REVENUES:
  Oil and gas sales                             $          186,757       $        230,182
                                                -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                  55,655                100,600
  Lease operating expenses                                  67,471                 71,918
  Production taxes                                          10,540                 14,102
  General and administrative:
    Allocated from general partner                          18,118                 19,173
    Direct expense                                             935                  7,336
                                                -------------------    -------------------

Total expenses                                             152,719                213,129
                                                -------------------    -------------------

INCOME FROM OPERATIONS                                      34,038                 17,053
                                                -------------------    -------------------

OTHER EXPENSE:
  Interest expense                                               -                   (329)
                                                -------------------    -------------------

NET INCOME                                      $           34,038       $         16,724
                                                ===================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                LIMITED
                                                                                                PARTNER
                                                      GENERAL              LIMITED             UNIT OUT-
                                  TOTAL               PARTNER              PARTNERS             STANDING
                             ----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994        $    189,684         $      1,790      $       187,894         $         44

CASH DISTRIBUTIONS                   (56,627)              (5,659)             (50,968)                 (12)

NET INCOME                            16,724               11,733                4,991                    1
                             ----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994           149,781                7,864              141,917                   33

CASH DISTRIBUTIONS                   (32,564)              (3,255)             (29,309)                  (7)

NET INCOME                            34,038                8,970               25,068                    6
                             ----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995      $    151,255         $     13,579     $        137,676 (1)     $         32
                             ================    =================    =================    =================



(1)  Includes 301 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 6, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                              1995                    1994
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $           34,038          $        16,724
                                                      -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        55,655                  100,600
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            1,397                    2,974
  Other current assets                                            (1,195)                       -
Increase (decrease) in:
   Accounts payable                                               (5,144)                   5,544
   Payable to general partner                                    (42,009)                 (33,265)
                                                      -------------------      -------------------

Total adjustments                                                  8,704                   75,853
                                                      -------------------      -------------------

Net cash provided by operating activities                         42,742                   92,577
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs               3,090                  (13,016)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in note payable to general partner                      -                  (19,702)
    Cash distributions                                           (32,564)                 (56,627)
                                                      -------------------      -------------------

Net cash used by financing activities                            (32,564)                 (76,329)
                                                      -------------------      -------------------

NET INCREASE IN CASH                                              13,268                    3,232

CASH AT BEGINNING OF YEAR                                          3,317                       85
                                                      -------------------      -------------------

CASH AT END OF YEAR                                   $           16,585          $         3,317
                                                      ===================      ===================

Cash paid for interest during the year                $                -          $           329
                                                      ===================      ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------

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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited               Partner Unit
                                                      TOTAL               Partner           Partners               Outstanding
                                               ------------------   ------------------  -----------------     ---------------
Net income as reflected in the
     accompanying financial statements         $          34,038    $           8,970       $     25,068          $        6
Reconciling item:
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                 (131,121)                   -           (131,121)                (31)
                                               ------------------   ------------------  -----------------    ----------------

Net income (loss) for federal
   income tax purposes                         $         (97,083)   $           8,970      $    (106,053)         $      (25)
                                               ==================   ==================  =================    ================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners             Outstanding
                                               ------------------   ------------------  -----------------     ---------------
Partners' capital as reflected in the
     accompanying financial statements         $         151,255    $          13,579     $      137,676          $       32
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (34,744)              (3,480)           (31,264)                 (6)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        203,420                    -            203,420                  47
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 211,230                    -            211,230                  49
                                               ------------------   ------------------  -----------------    ----------------

Partners' capital for federal
     income tax purposes                       $         531,161    $          10,099     $      521,062          $      120
                                               ==================   ==================  =================    ================

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

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                           Per $500                                  Per $500
                                                            Limited              Natural              Limited
                                         Oil             Partner Unit              Gas             Partner Unit
                                       (BBLS)             Outstanding             (MCF)             Outstanding
                                      --------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                              24,339                    5              130,413                   27

    Revisions of previous estimates           1,033                    1               73,525                   15
    Production                               (7,748)                  (2)             (56,385)                 (11)
                                      --------------   ------------------   ------------------   ------------------

December 31, 1994                            17,624                    4              147,553                   31

    Revisions of previous estimates           6,429                    1               58,714                   12
    Production                               (7,305)                  (2)             (44,890)                  (9)
                                      --------------   ------------------   ------------------   ------------------

December 31, 1995                            16,748                    3              161,377                   34
                                      ==============   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                              24,339                    5              130,413                   27
                                      ==============   ==================   ==================   ==================

December 31, 1994                            17,624                    4              147,553                   31
                                      ==============   ==================   ==================   ==================

December 31, 1995                            16,748                    3              161,377                   34
                                      ==============   ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director