Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 6 LP
filed 1997-05-15
CIK 861067

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1997
                                                             ----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $        29,691
  Accounts receivable - oil & gas sales                               24,382
  Other current assets                                                 1,195
                                                             ----------------

Total current assets                                                  55,268
                                                             ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,016,391
  Less  accumulated depreciation and depletion                     1,875,257
                                                             ----------------

Property, net                                                        141,134
                                                             ----------------

TOTAL                                                        $       196,402
                                                             ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $         3,431
   Payable to general partner                                          7,580
                                                             ----------------

Total current liabilities                                             11,011
                                                             ----------------

PARTNERS' CAPITAL
   Limited partners                                                  165,839
   General partner                                                    19,552
                                                             ----------------

Total partners' capital                                              185,391
                                                             ----------------

TOTAL                                                        $       196,402
                                                             ================


Number of $500 Limited Partner units outstanding                       4,326





See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-1

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                              THREE MONTHS ENDED
                                   ----------------------------------------

                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------

REVENUES:
  Oil and gas sales              $           60,423          $      42,381
                                 -------------------    -------------------

EXPENSES:
  Depreciation and depletion                  7,760                 10,307
  Lease operating expenses                   19,463                 15,696
  Production taxes                            3,794                  2,551
  General and administrative                  4,276                  5,531
                                 -------------------    -------------------

Total expenses                               35,293                 34,085
                                 -------------------    -------------------

NET INCOME                       $           25,130          $       8,296
                                 ===================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                     TOTAL               PARTNER              PARTNERS             STANDING
                               -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996          $     151,255         $     13,579     $        137,676     $             32

CASH DISTRIBUTIONS                      (54,101)              (6,866)             (47,235)                 (11)

NET INCOME                               86,439               11,880               74,559                   17
                               -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996              183,593               18,593              165,000                   38

CASH DISTRIBUTIONS                      (23,332)              (2,332)             (21,000)                  (5)

NET INCOME                               25,130                3,291               21,839                    5
                               -----------------    -----------------    -----------------    -----------------

BALANCE, MARCH 31, 1997           $     185,391         $     19,552     $        165,839 (1) $             38
                               =================    =================    =================    =================


(1)  Includes 320 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                          THREE MONTHS ENDED
                                                    ------------------------------------------

                                                       MARCH 31,                MARCH 31,
                                                          1997                    1996
                                                  -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $           25,130             $      8,296
                                                  -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                   7,760                   10,307
Decrease in:
  Accounts receivable - oil & gas sales                       12,086                      758
(Decrease) in:
   Accounts payable                                             (157)                  (2,115)
   Payable to general partner                                 (5,490)                 (18,947)
                                                  -------------------      -------------------

Total adjustments                                             14,199                   (9,997)
                                                  -------------------      -------------------

Net cash provided (used) by operating activities              39,329                   (1,701)
                                                  -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       (23,332)                  (5,997)
                                                  -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                               15,997                   (7,698)

CASH AT BEGINNING OF YEAR                                     13,694                   16,585
                                                  -------------------      -------------------

CASH AT END OF PERIOD                             $           29,691             $      8,887
                                                  ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                       I-4

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $21,000, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $42,381 in 1996 to $60,423 in 1997. This represents an increase of $18,042 (43%). Oil sales increased by $8,004 or 36%. A 15% increase in oil production increased sales by $3,421. An 18% increase in the average oil sales price increased sales by an additional $4,583. Gas sales increased by $10,038 or 49%. A 30% increase in gas production increased sales by $6,040. A 15% increase in the average gas sales price increased sales by an additional $3,998. The increases in oil and gas production are primarily due to higher production from the El Mac acquisition which had an acidization treatment in the third quarter of 1996. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $15,696 in the first quarter of 1996 to $19,463 in the first quarter of 1997. The increase of $3,767 (24%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $10,307 in the first quarter of 1996 to $7,760 in the first quarter of 1997. This represents a decrease of $2,547 (25%). A 39% decrease in the depletion rate reduced depreciation and depletion expense by $4,966. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $5,531 in the first quarter of 1996 to $4,276 in the first quarter of 1997. This decrease of $1,255 (23%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM IV - 6, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer